Form 10-K
period 2019-12-31
Drive Auto Receivables Trust 2019-4; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2020-03-30
CIK 1785510, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________.

DRIVE AUTO RECEIVABLES TRUST 2019-4

(Exact name of issuing entity as specified in its charter)

Commission file number of the issuing entity: 333-228364-06

Central Index Key Number of issuing entity: 0001785510

SANTANDER DRIVE AUTO RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

Commission file number of depositor: 333-228364

Central Index Key Number of depositor: 0001383094

SANTANDER CONSUMER USA INC.

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0001540151

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

83-6857265

(I.R.S. Employer Identification No. of the issuing entity)

c/o Santander Drive Auto Receivables LLC

1601 Elm Street, Suite 800

Dallas, Texas 75201

(Address of principal executive offices)

(214) 292-1930

(Telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act of 1934: None

Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1:	Business
Item 1A:	Risk Factors
Item 2:	Properties
Item 3:	Legal Proceedings
Item 4:	Mine Safety Disclosures
Item 1B.	Unresolved Staff Comments

Nothing to report.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)

Nothing to report.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers)

Nothing to report.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information)

Nothing to report.

Item 1117 of Regulation AB. Legal Proceedings

Nothing to report.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6:	Selected Financial Data
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk
Item 8:	Financial Statements and Supplementary Data
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A:	Controls and Procedures
Item 9B.	Other Information

Santander Consumer USA Inc. (“SC”) is a wholly-owned subsidiary of Santander Consumer USA Holdings Inc. (“SC Holdings”). On February 27, 2020, SC Holdings filed its Annual Report on Form 10-K for the year ended December 31, 2019 and disclosed certain legal and regulatory matters. Additional information about SC Holdings and its consolidated subsidiaries, including information contained in required annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, is on file with the SEC under the name “Santander Consumer USA Holdings Inc.” and file number 001-36270.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10:	Directors, Executive Officers, and Corporate Governance
Item 11:	Executive Compensation
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13:	Certain Relationships and Related Transactions, and Director Independence
Item 14:	Principal Accounting Fees and Services

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

Each of SC and Wilmington Trust, National Association (each, a “Servicing Participant”) have been identified by the issuing entity as parties participating in the servicing function with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

Item 1123 of Regulation AB. Servicer Compliance Statements

SC has been identified by the issuing entity as the servicer with respect to the asset pool held by the issuing entity. SC has completed a statement of compliance with applicable servicing criteria signed by an authorized officer. The Compliance Statement is attached as an exhibit to this Form 10-K

.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Not Applicable.
(a)(2)	Not Applicable.
(a)(3)	See Item 15(b) below.
(b)	Exhibits

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description

1.1	Underwriting Agreement, dated as September 9, 2019, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC”) and SG Americas Securities, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 11, 2019)

3.1	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007 (incorporated by reference to Exhibit 3.1 of Form SF-3 filed by Santander Drive (Commission File No. 333-228364) with the Securities and Exchange Commission on November 13, 2018)

3.2	First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2017, by SC, as sole equity member (incorporated by reference to Exhibit 3.2 of Form SF-3 filed by Santander Drive (Commission File No. 333-228364) with the Securities and Exchange Commission on November 13, 2018)

4.1	Indenture, dated as of September 18, 2019 , between Drive Auto Receivables Trust 2019-4, as issuer (the “Issuer”), and Wilmington Trust, National Association, as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

10.1	Purchase Agreement, dated as of September 18, 2019, between SC and Santander Drive (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

10.2	Sale and Servicing Agreement, dated as of September 18, 2019, among the Issuer, Santander Drive, SC and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

10.3	Administration Agreement, dated as of September 18, 2019, among the Issuer, SC, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

10.4	Amended and Restated Trust Agreement, dated as of September 18, 2019, between Santander Drive and Wells Fargo Delaware Trust Company, N.A, not in its individual capacity but solely as owner trustee for the Issuer (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

10.5	Asset Representations Review Agreement, dated as of September 18, 2019, among the Issuer, SC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

31.1	Certification (Santander Drive)

33.1	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (SC)

33.2	Assessment of Compliance with the Applicable Servicing Criteria (Indenture Trustee)

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to SC)

34.2	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to the Indenture Trustee)

35.1	Servicer Compliance Statement (SC)

(c)	Not Applicable.

Item 16. Form 10-K Summary

None.

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2020

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor

By:	/s/ Corey Henry
Name:	Corey Henry
Title:	President and Chief Executive Officer (senior officer in charge of securitization of the depositor)