Form 10-K
period 2020-12-31
Drive Auto Receivables Trust 2019-4; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2021-03-31
CIK 1785510, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to                  .

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

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

Santander Consumer USA Inc. (“SC”) is a wholly-owned subsidiary of Santander Consumer USA Holdings Inc. (“SC Holdings”). On February 24, 2021, SC Holdings filed its Annual Report on Form 10-K for the year ended December 31, 2020 and disclosed certain legal and regulatory matters. Additional information about SC Holdings and its consolidated subsidiaries, including information contained in required annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, is on file with the SEC under the name “Santander Consumer USA Holdings Inc.” and file number 001-36270.

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

Item 1123 of Regulation AB. Servicer Compliance Statements

SC has been identified by the issuing entity as the servicer with respect to the asset pool held by the issuing entity. SC has completed a statement of compliance with applicable servicing criteria signed by an authorized officer. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)    Not Applicable.

(a)(2)    Not Applicable.

(a)(3)    See Item 15(b) below.

(b)	Exhibits

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of September 9, 2019, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC”) and SG Americas Securities, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 11, 2019)

3.1	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007 (incorporated by reference to Exhibit 3.1 of Form SF-3 filed by Santander Drive (Commission File No. 333-228364) with the Securities and Exchange Commission on November 13, 2018)

3.2	First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2017, by SC, as sole equity member (incorporated by reference to Exhibit 3.2 of Form SF-3 filed by Santander Drive (Commission File No. 333-228364) with the Securities and Exchange Commission on November 13, 2018)

4.1	Indenture, dated as of September 18, 2019, between Drive Auto Receivables Trust 2019-4, as issuer (the “Issuer”), and Wilmington Trust, National Association, as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

10.1	Purchase Agreement, dated as of September 18, 2019, between SC and Santander Drive (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

10.2	Sale and Servicing Agreement, dated as of September 18, 2019, among the Issuer, Santander Drive, SC and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

10.3	Administration Agreement, dated as of September 18, 2019, among the Issuer, SC, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

10.4	Amended and Restated Trust Agreement, dated as of September 18, 2019, between Santander Drive and Wells Fargo Delaware Trust Company, N.A, not in its individual capacity but solely as owner trustee for the Issuer (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

10.5	Asset Representations Review Agreement, dated as of September 18, 2019, among the Issuer, SC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

31.1	Certification (Santander Drive)

33.1	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (SC)

33.2	Assessment of Compliance with the Applicable Servicing Criteria (Indenture Trustee)

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to SC)

34.2	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to the Indenture Trustee)

35.1	Servicer Compliance Statement (SC)

(c) Not Applicable.

Item 16.	Form 10-K Summary

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

Date: March 31, 2021

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor

By:	/s/ Corey Henry
Name:	Corey Henry
Title:	President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)