Form 10-K
period 2021-12-31
Drive Auto Receivables Trust 2019-4; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2022-03-31
CIK 1785510, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒            No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

DOCUMENTS INCORPORATED BY REFERENCE

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

None

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1	Business

Item 1A	Risk Factors

Item 2	Properties

Item 3	Legal Proceedings

Item 1B.	Unresolved Staff Comments

Nothing to report.

Item 4.	Mine Safety Disclosures

Not applicable.

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

Item 1117 of Regulation AB. Legal Proceedings

Nothing to report.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6	[Reserved]

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

Item 8	Financial Statements and Supplementary Data

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A	Controls and Procedures

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10	Directors, Executive Officers, and Corporate Governance

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions, and Director Independence

Item 14	Principal Accountant Fees and Services

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

Each of Santander Consumer USA Inc. and Wilmington Trust, National Association (each, a “Servicing Participant”) have been identified by the issuing entity as parties participating in the servicing function with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

Item 1123 of Regulation AB. Servicer Compliance Statements

Santander Consumer USA Inc. has been identified by the issuing entity as the servicer with respect to the asset pool held by the issuing entity. Santander Consumer USA Inc. has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	See Item 15(b) below.

(b)	Exhibits

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of September 9, 2019, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC”) and SG Americas Securities, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 11, 2019)

3.1	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007 (incorporated by reference to Exhibit 3.1 of Form SF-3 filed by Santander Drive (Commission File No. 333-228364) with the Securities and Exchange Commission on November 13, 2018)

3.2	First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2017, by SC, as sole equity member (incorporated by reference to Exhibit 3.2 of Form SF-3 filed by Santander Drive (Commission File No. 333-228364) with the Securities and Exchange Commission on November 13, 2018)

4.1	Indenture, dated as of September 18, 2019, between Drive Auto Receivables Trust 2019-4, as issuer (the “Issuer”), and Wilmington Trust, National Association, as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

10.1	Purchase Agreement, dated as of September 18, 2019, between SC and Santander Drive (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

10.2	Sale and Servicing Agreement, dated as of September 18, 2019, among the Issuer, Santander Drive, SC and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

10.3	Administration Agreement, dated as of September 18, 2019, among the Issuer, SC, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

10.4	Amended and Restated Trust Agreement, dated as of September 18, 2019, between Santander Drive and Wells Fargo Delaware Trust Company, N.A, not in its individual capacity but solely as owner trustee for the Issuer (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

10.5	Asset Representations Review Agreement, dated as of September 18, 2019, among the Issuer, SC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on September 19, 2019)

10.6	First Amendment to Sale and Servicing Agreement, dated as of March 15, 2022, by and among Santander Drive, as seller, and SC, as servicer (incorporated by reference to Exhibit 10.2 of Form 10-D filed by the Issuer (Commission File No. 333-228364-06) with the Securities and Exchange Commission on March 15, 2022)

31.1	Certification (Santander Drive)

33.1	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (SC)

33.2	Assessment of Compliance with the Applicable Servicing Criteria (Indenture Trustee)

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to SC)

34.2	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to the Indenture Trustee)

35.1	Servicer Compliance Statement (SC)

(c)	Not Applicable.

Item 16.	Form 10-K Summary

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

Date: March 31, 2022

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor

By:	/s/ Corey Henry
Name:	Corey Henry
Title:	President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)